Form 10-K
period 1996-03-31
MCD FREEDOM TAX CREDIT FUND LP
filed 1996-07-12
CIK 949057

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended                MARCH 31, 1996
                               -------------------------------------------------
                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ___________________ to _____________________

     Commission file number  33-95448
                            --------------------------

 .........................MCD FREEDOM TAX CREDIT FUND L.P........................
             (Exact name of registrant as specified in its charter)

 ............DELAWARE...................      ..........34-1806075...............
         (State or other jurisdiction of    (I.R.S. Employer Identification No.)
          incorporation or organization)

  MCDONALD INVESTMENT CENTER
 ..800 SUPERIOR AVENUE, CLEVELAND, OHIO..      ................44114.............
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code ...(216) 443-2300............
Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
   Title of each class                               which registered
   -------------------                           ------------------------
 .............NONE......................      ..............NONE.................

 .......................................      ...................................

Securities registered pursuant to Section 12(g) of the Act:

                                (Title of Class)

 ......................................NONE......................................
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes ..X...  No ......


                           Exhibit Index on Page 23 of 24

                        MCD FREEDOM TAX CREDIT FUND L.P.
                                FORM 10-K - 1996
                       CONTENTS AND CROSS REFERENCE INDEX

PART        ITEM                                                                                           FORM 10-K
NO.         NO.        DESCRIPTION                                                                          PAGE NO.
- ---         ---        -----------                                                                        ----------
I           1          Business                                                                                  3

            2          Properties                                                                                3

            3          Legal Proceedings                                                                         4

            4          Submission of Matters to a Vote of                                                        4
                       Security Holders

II          5          Market for Registrant's                                                                   4
                       Equity and Related Partner Matters

            6          Selected Financial Data                                                                   4

            7          Management's Discussion and Analysis                                                      4
                       of Financial Condition and Results of Operations

            8          Financial Statements and Supplementary Data                                               5

            9          Changes in and Disagreements with Accountants                                             5
                       on Accounting and Financial Disclosure

III         10         Directors and Executive Officers of                                                      15
                       the Registrant

            11         Executive Compensation                                                                   17

            12         Security Ownership of Certain Beneficial                                                 22
                       Owners and Management

            13         Certain Relationships and Related Party                                                  22
                       Transactions

IV          14         Exhibits, Financial Statement Schedules,                                                 23
                       and Reports on Form 8-K

                       Signatures                                                                               24

                                     PART I
                                     ------

ITEM 1. BUSINESS
- ----------------

MCD Freedom Tax Credit Fund L.P. is a Delaware limited partnership formed on July 13, 1995 (the "Partnership"), for the purpose of investing in other limited partnerships or limited liability companies (each, an "Operating Partnership"), each of which will generate low-income housing tax credits by owning and operating an apartment complex or complexes intended for occupancy by individuals and families of low or moderate income (each, a "Tax Credit Property").

The Partnership's primary objectives are to generate federal income tax credits allowed with respect to low-income housing developments pursuant to Section 42 of the Internal Revenue Code of 1986, as amended, preserve and protect the Partnership's original capital, participate in any capital appreciation in the value of Tax Credit Properties and allocate passive losses to investors. The achievement of these factors will depend on many factors, including the ability of MCD Freedom Advisers, Inc. (the "General Partner") to select suitable investments on a timely basis, the timely completion and successful management of such investments and future economic conditions in the United States. Consequently, there can be no assurance that these objectives will be achieved.

On January 31, 1996, a registration statement on Form S-11 for an offering of a minimum of 2,000 units of limited partnership interest ("Units") and a maximum of 20,000 Units at $1,000 per Unit became effective with the United States Securities and Exchange Commission (File No. 33-95448). McDonald & Company Securities, Inc., an affiliate of the General Partner, is acting as the selling agent for the offering (the "Selling Agent"). As of July 5, 1996, subscriptions for 707 Units have been received by the Selling Agent. All such subscriptions and the proceeds represented thereby are being held in escrow with Star Bank, N.A., Cleveland, Ohio (the "Escrow Agent"), pursuant to the terms of an Escrow Agreement between the Partnership and the Escrow Agent. Because the minimum number of Units has not yet been sold, no money has been released from escrow. Consequently, no Units have actually been sold.

The Partnership itself has no executive officers as employees. The General Partner, which has responsibility for the management of the Partnership, has assigned certain individuals to devote as much time to the operations of the Partnership as deemed necessary. All these individuals serve the Partnership on a part-time basis.

ITEM 2.  PROPERTIES
- -------------------

Because the Partnership has not sold any Units the Partnership has neither acquired any interests in any Operating Partnerships nor entered into any negotiations with respect to any such acquisitions.

ITEM 3. LEGAL PROCEEDINGS
- -------------------------

The Partnership is not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

None.


                                    PART II
                                    -------


ITEM 5. MARKET FOR REGISTRANT'S EQUITY AND RELATED PARTNER MATTERS
- ------------------------------------------------------------------

The Partnership has only 1 limited partner, the original limited partner. The original limited partner did not purchase its interest in the Partnership in the offering. It is not anticipated that the Units, when sold, will be traded on any public market.

ITEM 6.  SELECTED FINANCIAL DATA*
- ---------------------------------

                       AS OF 3/31/96
                       -------------
Total Assets           $479,183

Total Liabilities      $468,983

Total Equity           $ 10,200

*    As of March 31, 1996, the Partnership had not conducted any operations.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ------------------------------------------------------------------------
RESULTS OF OPERATIONS
- ---------------------

Liquidity, Capital Resources and Results of Operations
- ------------------------------------------------------

As of March 31, 1996, the Partnership had not conducted any operations. The principal source of the Partnership's liquidity will be derived from the net proceeds of the offering. Once the Partnership has received the net proceeds of the offering and invested such net proceeds in Operating Partnerships, it is anticipated that the Partnership's principal source of liquidity will be distributions its receives, if any, from the Operating Partnerships.

The proceeds of the offering, when received by the Partnership, will represent virtually all of the Partnership's capital. Once received, the proceeds of the offering, less expenses and fees, will be invested in Operating Partnerships. If the minimum number of Units is not sold, the Partnership will not be able to conduct the business for which it was formed or meet its stated investment objectives and all money previously received from investors will be returned to the investors.

As of March 31, 1996, the Partnership had not conducted any operations nor made any distributions to its partners.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------

See pages F-1 to F-9.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- ------------------------------------------------------------------------
FINANCIAL DISCLOSURE
- --------------------

None.

               MCD FREEDOM TAX CREDIT FUND L.P. (IN ORGANIZATION)

                       MARCH 31, 1996 FINANCIAL STATEMENTS

               MCD FREEDOM TAX CREDIT FUND L.P. (IN ORGANIZATION)

                                    CONTENTS


- --------------------------------------------------------------------------------


INDEPENDENT AUDITORS' REPORT                                               F-3

FINANCIAL STATEMENTS
     Balance sheet                                                         F-4
     Statement of operations                                               F-5
     Statement of cash flows                                               F-6
     Notes to financial statements                                         F-7

                          Independent Auditors' Report
                          ----------------------------




To the Partners
MCD Freedom Tax Credit Fund L.P. (in Organization)
Cleveland, Ohio


    We have audited the accompanying balance sheet of MCD Freedom Tax Credit Fund L.P. (in Organization) as of March 31, 1996, and the related statements of operations and cash flows for the period July 13, 1995, the date of formation, to March 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MCD Freedom Tax Credit Fund L.P. (in Organization) as of March 31, 1996, and the results of its operations and its cash flows for the period July 13, 1995 to March 31, 1996 in conformity with generally accepted accounting principles.




                                    HAUSSER + TAYLOR



Cleveland, Ohio
July 5, 1996

                                       F-3

               MCD FREEDOM TAX CREDIT FUND L.P. (IN ORGANIZATION)

                                  BALANCE SHEET

                                 March 31, 1996
                                 --------------

        ASSETS
        ------

CURRENT ASSETS
   Cash                                                                          $    623
   Escrowed (restricted) cash - investors' subscription proceeds                  150,000
   Deferred  costs                                                                328,560
                                                                                 --------

        Total assets                                                             $479,183
                                                                                 ========





         LIABILITIES AND PARTNERS' EQUITY
         --------------------------------

CURRENT  LIABILITIES
   Accounts payable:
     Trade                                                         $   282,721
     General partner and affiliates                                     36,262   $318,983
   Investors' subscription proceeds held in escrow                 -----------    150,000
                                                                                 --------
        Total liabilities                                                         468,983

PARTNERS' EQUITY
   Limited partner                                                                    200
   General partner                                                                 10,000
                                                                                 --------

        Total partners' equity                                                     10,200
                                                                                 --------

        Total liabilities and partners' equity                                   $479,183
                                                                                 ========

   The accompanying notes are an integral part of these financial statements.

                                      F-4

               MCD FREEDOM TAX CREDIT FUND L.P. (IN ORGANIZATION)

                            STATEMENT OF OPERATIONS

                     Period July 13, 1995 to March 31, 1996
                     --------------------------------------



REVENUE                                                    $  -

EXPENSE                                                       -
                                                           -------

NET INCOME                                                 $  -
                                                           =======



   The accompanying notes are an integral part of these financial statements.

                                      F-5

               MCD FREEDOM TAX CREDIT FUND L.P. (IN ORGANIZATION)

                             STATEMENT OF CASH FLOWS

                     Period July 13, 1995 to March 31, 1996
                     --------------------------------------



CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                     $     --

FINANCING ACTIVITIES
  Capital contributions                                            10,200
  Deferred costs                                                   (9,577)
                                                                 --------

NET INCREASE IN CASH                                                  623

CASH - BEGINNING                                                       --
                                                                 --------

CASH - ENDING                                                    $    623
                                                                 ========


Supplemental Schedule of noncash investing, financing and other information:

    The Partnership incurred accounts payable of $318,983 for deferred costs relating to the offering of the Partnership's Units. See notes to financial statements for information relating to the offering.







   The accompanying notes are an integral part of these financial statements.

               MCD FREEDOM TAX CREDIT FUND L.P. (IN ORGANIZATION)

                         NOTES TO FINANCIAL STATEMENTS

       Organization and Principal Purpose
       ----------------------------------

                MCD Freedom Tax Credit Fund L.P., a Delaware limited partnership (the "Partnership") was formed on July 13, 1995 to invest in other limited partnerships or limited liability companies (collectively, the "Operating Partnerships"), each of which will generate low-income housing tax credits by owning and operating an apartment complex or complexes intended for occupancy by individuals and families of low or moderate income (a "Tax Credit Property"). The Partnership's principal business is to invest in Operating Partnerships, each of which will own and operate a Tax Credit Property, in order to:


                    - Provide tax benefits in the form of Federal Housing Tax Credits which investors may use to reduce their federal income tax liability.

                    -   Preserve, protect and enhance the Partnership's capital.

                    - Maximize the value of the Partnership's assets in contemplation of the eventual sale of such assets.


       Concentration of Credit Risk
       ----------------------------

                Financial instruments which potentially subject the Partnership to concentrations of credit risk consist principally of temporary cash investments. The Partnership places its temporary cash and other investments with high credit quality financial institutions which balances may exceed federally and privately insured amounts at times.

       Deferred Costs
       --------------

                Deferred costs consist principally of syndication (offering) costs that will be charged against the gross proceeds of the offering (capital) at closing.

       General Partner
       ---------------

                MCD Freedom Advisers, Inc., a newly formed Ohio Corporation, is the General Partner of the Partnership and as such will serve as the intermediary for substantially all Partnership transactions. The General Partner will manage the business of the Partnership, including investment and management of the Partnership's assets. The General Partner, and/or its affiliates, will receive substantial compensation and fees from the Partnership and/or the operating partnerships in connection with the offering of the Partnership's units and the operations of the Partnership.

               MCD FREEDOM TAX CREDIT FUND L.P. (IN ORGANIZATION)

       Offering/The Units
       ------------------

                On January 31, 1996, a registration statement on Form S-11 for an offering of a minimum of 2,000 units of limited partnership interest ("Units") and a maximum of 20,000 Units at $1,000 per Unit became effective with the United States Securities and Exchange Commission. The offering expires on January 31, 1997. McDonald & Company Securities, Inc., an affiliate of the General Partner, is acting as the selling agent for the offering (the "Selling Agent"). As of March 31, 1996, subscriptions for 150 Units have been received by the Selling Agent. All such subscriptions and the $150,000 proceeds represented thereby are being held in escrow with Star Bank, N.A., Cleveland, Ohio (the "Escrow Agent"), pursuant to the terms of an Escrow Agreement between the Partnership and the Escrow Agent. Because the minimum number of Units has not yet been sold, no money has been released from escrow. Consequently, no Units have actually been sold. The $150,000 proceeds is included on the balance sheet as an asset under the caption "Escrowed (restricted) cash - investors' subscription proceeds" and as a liability under the caption "Investors' subscription proceeds held in escrow". Subsequent to March 31, 1996 (and as of July 5, 1996) the Partnership received subscriptions for an additional 557 Units representing $557,000 of subscription proceeds.

                The net proceeds of the sale of Units will be contributed by the Partnership to Operating Partnerships which, in turn, will develop or renovate affordable multi-family housing projects for persons of low or moderate income. Investors will be entitled to all the rights and economic benefits of a limited partner of the Partnership, including the rights to a percentage of the Partnership's income, gain, credits, losses, deductions and distributions. No holder of Units ("Unit Holders") will be personally liable for the debts, liabilities, contracts or other obligations of the Partnership unless the Unit Holder is deemed to have taken part in the control or management of the Partnership. The Units are not transferable without the consent of the General Partner, which may be granted or withheld in the sole discretion of the General Partner. In no event will more than 5% of the Units be permitted to be transferred in any 12-month period.

                Investments in the Partnership involves certain risks. Such risks include the following:

                    - Risks associated with the development, ownership and operation of real property.

                    - The Partnership has not identified any of the Operating Partnerships in which it will invest. Consequently, investors will not have an opportunity to evaluate for themselves the Operating Partnerships in which the Partnership will invest.

                    - There are restrictions and limits on the transferability of Units and it is unlikely that there will be a market for the Units.

                    - The operation of the Partnership involves transactions between the Partnership and the General Partner and its Affiliates which may involve conflicts of interest.

               MCD FREEDOM TAX CREDIT FUND L.P. (IN ORGANIZATION)

       Sharing Arrangements-Profits, Credits, Losses, Cash Available for
       -----------------------------------------------------------------
       Distribution and Residuals
       --------------------------

                 The Partnership will allocate or distribute, as applicable, to Unit Holders:

                 (a) 99% of its Profits, Credits and Losses from normal operations; and

                 (b) 99% of its Cash Available for Distribution (the difference between the Partnership's revenues and its expenses), if any, from normal operations.

                 Of such items, 1% of each shall be allocated or distributed, as applicable, by the Partnership to the General Partner.

                 In the event of a capital transaction related to the Partnership (the sale or refinancing of a Tax Credit Property or the sale of the Partnership's interest in an Operating Partnership), the Partnership will distribute 75% of the proceeds to the investors and 25% of the proceeds to the General Partner after the investors have received an amount equal to their original Capital Contributions, reduced by any proceeds from capital transactions previously distributed to the investors.

                                    PART III
                                    --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------------------------------

            (A) AND (B) IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS
            --------------------------------------------------------------

            The Partnership, as an entity, does not have any directors or officers. The General Partner is MCD Freedom Advisers, Inc. (located at c/o McDonald & Company Securities, Inc., McDonald Investment Center, 800 Superior Avenue, Cleveland, Ohio 44114), an Ohio corporation formed for the purpose of becoming the general partner of the Partnership. The General Partner is a wholly owned subsidiary of McDonald & Company Investments, Inc., an affiliate of the Selling Agent. The executive officers/directors of the General Partner as of March 31, 1996, were as follows: Thomas M. O'Donnell (Chairman/Director), Richard R. Cundiff, III (President), Thomas C. Rini (Executive Vice President), Jack E. Griffiths (Chief Financial Officer), William B. Summers (Director), Patricia J. Jamieson (Treasurer/Director), Henry Kerr (Secretary), Gary Zdolshek (Vice President) and George Luburich, II (Vice President). Each of the executive officers and directors named above has served as an officer and/or director, as the case may be, of the General Partner since its incorporation on September 13, 1995.

            (C) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES
            ---------------------------------------------------

            Not applicable

            (D) FAMILY RELATIONSHIPS
            ------------------------

            Not applicable

            (E) BUSINESS EXPERIENCE
            -----------------------

            Mr. O'Donnell, age 58, has been Chairman of the Board of Directors of McDonald & Company Securities, Inc. since 1989 and served as its Chief Executive Officer from 1989 to 1993. Mr. O'Donnell joined McDonald & Company in 1965 and became a partner in 1968. He worked in the corporate finance and special products area of the firm until July 1984 at which time he was elected President and Chief Operating Officer of the firm. In addition, Mr. O'Donnell has been an active member of the Regional Firms Advisory Committee of the Board of Directors of the New York Stock Exchange since 1986. He has also served as Chairman of the Board of Directors of the Securities Industry Association since 1987.

            Mr. Cundiff, age 36, joined McDonald & Company in 1982. Since then he has been actively involved in the firm's Real Estate and Oil and Gas investment banking practice. Mr. Cundiff has participated in the development, structuring and financing of all facets of real estate. Since the enactment of the 1986 Tax Act,

Mr. Cundiff has led the firm's low income housing tax credit practice. Mr. Cundiff has participated in the structuring, financing and development of over 6,000 affordable housing units for McDonald & Company's corporate and retail clientele. Mr. Cundiff is President of the General Partner, the Managing Director of the Structured & Real Estate Finance group of the Selling Agent, the President of MCD Property Advisors, Inc., a Vice President of MCD Real Estate, Inc. and MCD Oil & Gas and is a member of the acquisition committee of the Partnership (the "Acquisition Committee").

            Mr. Rini, age 39, joined McDonald & Company in 1991. Mr. Rini is Executive Vice President of the General Partner, a Senior Vice President of the Selling Agent and a member of the Acquisition Committee. Mr. Rini has extensive financial experience and real estate experience, is a certified public accountant, has supervised construction of single family homes and has completed over $100,000,000 of institutional investment property sales.

            Mr. Griffiths, age 35, joined McDonald & Company in 1994. As Chief Financial Officer of the General Partner, Mr. Griffiths is responsible for the accounting, compliance, structuring and underwriting of tax credit properties for various partnerships. Mr. Griffiths is a Senior Vice President of the Selling Agent, a member of the Acquisition Committee and is active in maintaining investor relations for the Partnership. Prior to joining McDonald & Company, Mr. Griffiths spent eleven years with Hausser + Taylor, Cleveland, Ohio, a public accounting firm, specializing in the real estate and construction fields.

            Mr. Summers, age 44, has been Chief Executive Officer of McDonald & Company since January 1994 and served as Chief Operating Officer from 1988 to 1993. Mr. Summers joined McDonald & Company in 1971 and became a partner in 1975. Mr. Summers began in the firm's municipal trading and underwriting areas and later established the institutional fixed-income sales function as a major component of McDonald & Company's business base. He has also been active in the National Association of Securities Dealers since 1980 and, in 1991, chaired the NASD's Board of Governors.

            Ms. Jamieson, age 41, is Managing Director and Chief Financial Officer of the Selling Agent. Ms. Jamieson also serves on the Board of Directors of the Selling Agent. Ms. Jamieson joined McDonald & Company in October 1983. She was named Manager of Financial Administration in June 1991 and Chief Accounting Officer in August 1995. She is Assistant Treasurer of McDonald & Company Investments, Inc., Treasurer of the Gradison-McDonald family of mutual and money market funds, and a member of McDonald & Company's Capital Commitment, Investment, and Retirement Savings Plan Advisory Committees.
Before joining McDonald & Company, Ms. Jamieson worked for six years with the public accounting firm of Ernst & Whinney (Ernst & Young).

            Mr. Kerr, age 57, joined McDonald & Company in 1991 and is General Counsel to the firm. Mr. Kerr is the Senior Vice President of the Legal and Compliance Department, which is responsible for overseeing that the firm complies with all rules and regulations established by the various exchanges and self-regulatory organizations of which the firm is a member.

            Mr. Zdolshek, age 43, joined McDonald & Company in 1984 and is the Senior Managing Director of the Structured & Real Estate Finance group of the Selling Agent. The Structured & Real Estate Finance group is responsible for the origination and distribution of structured real estate debt/equity and asset-securitized products. Prior to his current position, Mr. Zdolshek created and supervised McDonald & Company's Mortgage and Asset Securitization Trading Desk. Mr. Zdolshek is a member of the Acquisition Committee.

            Mr. Luburich, age 31, joined McDonald & Company as a Vice President in May 1995. Mr. Luburich is responsible for overseeing and supervising the sale of mortgage and real estate debt/equity products through McDonald & Company's retail sales network. Prior to joining McDonald & Company, Mr. Luburich was employed by Inland Real Estate Investment Corporation in Oak Brook, Illinois. Mr. Luburich is a member of the Acquisition Committee.

            (F) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
            --------------------------------------------

            No director or officer of the General Partner was involved in any event during the past five years which would be responsive to this question.

ITEM 11.  EXECUTIVE COMPENSATION
- --------------------------------

No direct remuneration was paid or payable by the Partnership for the period ended March 31, 1996, to directors or officers of the General Partner. During the period ended March 31, 1996, no remuneration was paid to any affiliate of the General Partner. The amounts and kinds of all of the compensation and fees to be paid to the General Partner and its affiliates during the various phases of the organization, operation and termination of the Partnership are summarized below. NONE OF THE FEES TO BE PAID TO THE GENERAL PARTNER AND ITS AFFILIATES HAS BEEN OR WILL BE NEGOTIATED AT ARMS-LENGTH.

TYPE OF COMPENSATION AND RECIPIENT                          ESTIMATED AMOUNT OF COMPENSATION
- ----------------------------------                          --------------------------------
                                ORGANIZATIONAL, OFFERING AND ACQUISITION PHASE
                                ----------------------------------------------
Selling Commissions payable to McDonald & Company           Six percent (6%) per Unit payable with respect to
Securities, Inc.                                            all Units sold by McDonald & Company Securities,
                                                            Inc., or up to $1,200,000 if the maximum of
                                                            $20,000,000 of Units is sold and all such Units
                                                            are sold

                                                            directly by McDonald & Company Securities, Inc.
                                                            All or a portion of the Selling Commissions may be
                                                            reallowed to Soliciting Dealers.(1)

Dealer-Manager Fee payable to McDonald & Company            Two percent (2%) per Unit.  The actual amount
Securities, Inc.                                            depends on the number of Units sold, but will not
                                                            exceed $400,000 if the maximum of $20,000,000 of
                                                            Units is sold.  All or a portion of the Dealer-
                                                            Manager Fee may be reallowed to Soliciting
                                                            Dealers.

Organization and Offering Expense reimbursement to          Estimated not to exceed an amount up to three and
the General Partner or its Affiliates for                   one-half percent (3.5%) per Unit if the minimum
accountable costs and expenses of the General               number of Units is sold and up to one and one-half
Partner and its affiliates in connection with the           percent (1.5%) per Unit if the maximum number of
organization of the Partnership, the structuring            Units is sold as reimbursement for all costs and
of the Partnership and the offering of the Units            expenses actually paid by the General Partner and
                                                            its Affiliates on behalf of the Partnership in
                                                            connection with the structuring and organization
                                                            of the Partnership, and the offering of Units,
                                                            including, among others, legal, accounting and
                                                            investor communications and computer services
                                                            related thereto, printing, travel, distribution,
                                                            filing and other accountable offering expenses.
                                                            The actual amount of Organization and Offering
                                                            Expenses depends on a number of factors (including
                                                            the number of Units sold), but is not expected to
                                                            exceed $300,000 if the maximum of $20,000,000 of
                                                            Units is sold.

Acquisition Expense allowance to the General                Reimbursement by the Partnership from the proceeds
Partner for the reimbursement of accountable costs          of the offering for all costs and expenses
and expenses of the General Partner and its                 actually paid by the General Partner to third
affiliates in connection with making the                    parties on behalf of the Partnership in connection
Partnership's investments in Operating                      with the evaluation, negotiation and closing of
Partnerships                                                the Partnership's investments in Operating

TYPE OF COMPENSATION AND RECIPIENT                          ESTIMATED AMOUNT OF COMPENSATION
- ----------------------------------                          --------------------------------
                                                            Partnerships.  The actual amount depends on a
                                                            number of factors (including the number of Units
                                                            sold), but is not expected to exceed $400,000 if
                                                            the maximum of $20,000,000 of Units is sold.

Acquisition Fee payable to the General Partner or           Six percent (6%) per Unit, or up to $1,200,000 if
its affiliates                                              the maximum of $20,000,000 of Units is sold, for
                                                            selecting, evaluating, negotiating and closing the
                                                            Partnership's investments in Operating
                                                            Partnerships.(2)

                                                OPERATING PHASE
                                                ---------------

Asset Management Fee payable to the General                 Annually, one-half of one percent (1/2 of 1%) of
Partner or its affiliates                                   the aggregate cost of all Tax Credit Properties
                                                            with respect to which interests in Operating
                                                            Partnerships are acquired and held by the
                                                            Partnership.  The amount of the annual Asset
                                                            Management Fee is not determinable at this time.
                                                            Assuming the aggregate cost of all Tax Credit
                                                            Properties is $40,000,000, this annual fee would
                                                            be $200,000.  The Asset Management Fee is payable
                                                            to the General Partner or its affiliates for
                                                            services rendered in connection with the
                                                            administration of the affairs of the Partnership
                                                            and its assets, including, without limitation,
                                                            coordination of communications between the
                                                            Partnership and holders of Units and the
                                                            Partnership and Operating Partnerships, periodic
                                                            inspections of the Tax Credit Properties and
                                                            monitoring compliance by the Operating
                                                            Partnerships with the federal housing tax credit
                                                            program.  This is not a management fee for
                                                            services in connection with the management of the
                                                            underlying Tax Credit Properties, which will be

TYPE OF COMPENSATION AND RECIPIENT                          ESTIMATED AMOUNT OF COMPENSATION
- ----------------------------------                          --------------------------------
                                                            subject to their own management fees.

Reporting Fee payable by the Operating                      Annually, one-half of one percent (1/2 of 1%) of
Partnerships to the General Partner or its                  the gross revenues of each Operating Partnership.
affiliates                                                  Each Operating Partnership will be responsible for
                                                            paying the Reporting Fees attributable to such
                                                            Operating Partnership's gross revenues.  The
                                                            amount of the Reporting Fee is not determinable at
                                                            this time.

The Asset Management Fee will be reduced by the amount of any Reporting Fees paid to the General Partner or its affiliates to the extent the combined amounts of the Asset Management Fee and the Reporting Fees exceed one-half of one percent (1/2 of 1%) of the aggregate cost of the applicable Tax Credit Properties on an annual basis.

Reimbursement to the General Partner or its                 Reimbursement by the Partnership for the actual
affiliates for costs and expenses in connection             costs of goods and materials used for or by the
with the operation of the Partnership                       Partnership and obtained from entities
                                                            unaffiliated with the General Partner.  In
                                                            addition, the General Partner and its affiliates
                                                            may be reimbursed, by the Partnership or the
                                                            Operating Partnerships, as the case may be, for
                                                            the administrative services necessary to the
                                                            prudent operation of the Partnership or the
                                                            Operating Partnerships, respectively, provided
                                                            that any such reimbursement shall be at the lower
                                                            of the General Partner's actual cost or the amount
                                                            the Partnership or an Operating Partnership would
                                                            be required to pay to independent parties for
                                                            comparable administrative services in the same
                                                            geographic location.  The General Partner or its
                                                            affiliates may not be reimbursed for rent or
                                                            depreciation, utilities, capital equipment, other
                                                            on-going administrative expenses or salaries or
                                                            fringe benefits incurred by or allocated to any of
                                                            their controlling

TYPE OF COMPENSATION AND RECIPIENT                          ESTIMATED AMOUNT OF COMPENSATION
- ----------------------------------                          --------------------------------
                                                            persons (as set forth in Section V.E.1. of the
                                                            NASAA Guidelines)(3)


General Partner's Share of Profits, Credits and             One percent (1%) of profits, credits and losses
Losses and of Cash Available for Distribution               and of cash available for distribution based on
                                                            the Partnership's share of such items from the
                                                            Operating Partnerships, anticipated to be 99% of
                                                            profits, credits and losses and 99% of cash
                                                            available for distribution of the Operating
                                                            Partnerships.(3)

Real Estate Brokerage Commission payable by the             Any affiliate of the General Partner shall be
Operating Partnerships to affiliates of the                 entitled to a Competitive Real Estate Commission
General Partner                                             for services actually rendered by such affiliate
                                                            in connection with the sale of any Tax Credit
                                                            Property so long as such fee does not exceed 3% of
                                                            the contract price for the sale of the Tax Credit
                                                            Property and together with all other brokerage
                                                            commissions and similar fees paid to any person
                                                            for the sale of the Tax Credit Property does not
                                                            exceed 6% of the contract price for the sale of
                                                            the Tax Credit Property.

TYPE OF COMPENSATION AND RECIPIENT                          ESTIMATED AMOUNT OF COMPENSATION
- ----------------------------------                          --------------------------------
                                               LIQUIDATION PHASE
                                               -----------------

General Partner's Share of Liquidation, Sale or             Twenty-five percent (25%) after the limited
Refinancing Proceeds                                        partners have received back, on a cumulative
                                                            basis, an amount equal to their original capital
                                                            contributions (reduced only by any proceeds from
                                                            capital transactions previously distributed to the
                                                            limited partners).(3)

- ------------------------------------

1 McDonald & Company Securities, Inc., presently expects that up to 10% of the potential Selling Commissions may be reallowed to non-affiliated Soliciting Dealers.

2 Reduced to the extent that any Acquisition Fees or consulting fees are paid to the General Partner or its affiliates by Operating Partnerships or the general partners of the Operating Partnerships.

3 The General Partner and its affiliates are unable to predict the amounts which could be realized.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- -----------------------------------------------------------------------


                         NAME AND ADDRESS            AMOUNT AND NATURE               % OF
TITLE OF CLASS           OF BENEFICIAL OWNER         OF BENEFICIAL OWNERSHIP         CLASS
- --------------           --------------------     --------------------------------   -----
Limited Partnership      Richard R. Cundiff, III     2% Limited Partnership          100%
Interest                 McDonald Investment                Interest
                            Center
                         800 Superior Ave.
                         Cleveland, Ohio 44114


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
- --------------------------------------------------------------

None.

                                    PART IV
                                    -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- --------------------------------------------------------------------------

        (A) 1. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
        -------------------------------------------------------------

        The following Financial Statements of the Partnership are included in
Part II, Item 8:

                                                          Page
                                                          ----
        Report of Independent Accountants                  F-3

        Balance Sheet as of March 31, 1996                 F-4

        Statement of Operations for the period
        July 13, 1995 to March 31, 1996                    F-5

        Statement of Cash Flows for the period
        July 13, 1995 to March 31, 1996                    F-6

        Notes to Financial Statements                      F-7

        All schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the Financial Statements and notes thereto.

        (A) 2. EXHIBITS
        ---------------

        Exhibit 27 - Financial Data Schedule

        (A) 3. REPORTS ON FORM 8-K
        --------------------------

        None.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant) MCD Freedom Tax Credit Fund L.P.
             ------------------------------------------------------------------
             By:  MCD Freedom Advisers, Inc., its general partner


By (Signature and Title)*       /s/ Richard R. Cundiff, III
                          -----------------------------------------------------
                          Richard R. Cundiff, III, President
Date                      July 12, 1996
     --------------------------------------------------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By (Signature and Title)*       /s/ Richard R. Cundiff, III
                          -----------------------------------------------------
                          Richard R. Cundiff, III, Principal Executive Officer
Date                            July 12, 1996
     --------------------------------------------------------------------------


By (Signature and Title)*       /s/ Jack E. Griffiths
                          -----------------------------------------------------
                          Jack E. Griffiths, Principal Accounting Officer
Date                            July 12, 1996
     --------------------------------------------------------------------------

By (Signature and Title)*          /s/ William B. Summers
                          -----------------------------------------------------
                          William B. Summers, Director
Date                               July 12, 1996
     --------------------------------------------------------------------------

By (Signature and Title)*          /s/ Patricia J. Jamieson
                          -----------------------------------------------------
                          Patricia J. Jamieson, Director
Date                               July 12, 1996
     --------------------------------------------------------------------------

___________________
*Print the name and title of each signing officer under his signature.